Form 10-Q/A
period 2008-09-30
Forbes Energy Services LLC
filed 2009-05-19
CIK 1431237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q /A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-150853-4

Forbes Energy Services Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0581100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 South Business Highway 281 Alice, Texas	78332
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(361) 664-0549

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

Shares outstanding of each of the registrant’s classes of common stock as of September 30, 2008:

Class	Outstanding as of September 30, 2008
Common Stock, $.01 par value	24,644,700
Class B nonvoting shares, $.01 par value	29,500,000

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Original Report”) filed by Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”) with the Securities and Exchange commission (the “SEC”) on November 14, 2008 (the “Original Filing”). As reported in the Current Report on Form 8-K filed by the Company on March 23, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2008, should be restated due to an error that had been made in recording the purchase price and classification of accounts within shareholders’ equity resulting from the Delaware Reorganization on January 1, 2008, and an error that had been made in the calculation of deferred income taxes effective at the time of the Bermuda Reorganization on May 29, 2008.

The Delaware Reorganization took place effective January 1, 2008, pursuant to which the members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC transferred all of the membership interests they held in such companies to Forbes Energy Services LLC, a Delaware limited liability company (FES LLC). Although, in the Delaware Reorganization, FES LLC was the legal acquirer and became the legal parent company, C.C. Forbes, LLC was considered the acquirer for accounting purposes under Statement of Financial Accounting Standards No. 141. As a result, the net assets of C.C. Forbes LLC remained at their historical cost, while purchase accounting was applied to TX Energy Services, LLC and Superior Tubing Testers, LLC. An error occurred in recording the purchase price of these two companies. This resulted in an overstatement of goodwill and property and equipment of $28.2 million and $1.6 million, respectively, which resulted in a corresponding overstatement of total assets and total shareholders’ equity, each by approximately $30.0 million as of September 30, 2008. Additionally, the Company had an error in the classification of accounts within shareholders’ equity.

The Bermuda Reorganization took place effective May 29, 2008, pursuant to which Forbes Energy Services Ltd., a company formed under the laws of Bermuda, became the ultimate parent company of FES LLC and its subsidiaries and, on a consolidated basis, effective that date became subject to federal income taxes. Prior to that date, all income, losses, credits, and deductions of FES LLC and its subsidiaries and their predecessors were passed through to the equity owners’ individual tax returns. An error occurred in the calculation of deferred income taxes effective at the time of the Bermuda Reorganization. The error referenced above resulted in an understatement of deferred income tax liability (and corresponding understatement of total liabilities) of $12.2 million as of September 30, 2008 and the understatement of income tax expense (and corresponding understatement of net loss) of $0.1 million for the three month period ended September 30, 2008 and $7.7 million for the nine month period ended September 30, 2008 and an overstatement of retained earnings (and corresponding overstatement of total shareholders’ equity) of $7.5 million as of September 30, 2008.

This Amendment amends and restates the information in Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis, and Item 4T. Controls and Procedures in Part I, and Item 6. Exhibits in Part II, of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

FORBES ENERGY SERVICES LTD. AND SUBSIDIARIES (a/k/a the “Forbes Group”)

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A and any oral statements made in connection with it include certain forward-looking statements within the meaning of the federal securities laws. You can generally identify forward-looking statements by the appearance in such a statement of words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” or “will” or other comparable words or the negative of these words. When you consider our forward-looking statements, you should keep in mind the risk factors we describe and other cautionary statements we make in this Quarterly Report on Form 10-Q/A. Our forward-looking statements are only predictions based on expectations that we believe are reasonable. Our actual results could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of known risks and uncertainties set forth below and elsewhere in this Quarterly Report on Form 10-Q/A. These factors include or relate to the following:

•	supply and demand for oilfield services and industry activity levels;

•	potential for excess capacity;

•	competition;

•	substantial capital requirements;

•	technological obsolescence of operating equipment;

•	dependence on certain key employees;

•	concentration of customers;

•	substantial additional costs of compliance with reporting obligations, including the Sarbanes-Oxley Act;

•	material weaknesses in internal controls over financial reporting;

•	seasonality of oilfield services activity;

•	dependence on equipment suppliers not party to written contracts;

•	collection of accounts receivable;

•	environmental and other governmental regulation;

•	risks inherent in our operations;

•	market response to global demands to curtail use of oil and natural gas;

•	change of control;

•	conflicts of interest between the principal equity investors and noteholders;

•	results of legal proceedings;

•	ability to fully integrate future acquisitions;

•	volatility of global financial markets; and

•	the other factors discussed under “Risk Factors.”

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. To the extent these risks, uncertainties and assumptions give rise to events that vary from our expectations, the forward-looking events discussed in this Quarterly Report on Form 10-Q/A may not occur. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. As noted previously, the forward-looking statements contained in this Form 10-Q/A have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Combined/Consolidated Financial Statements

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Balance Sheets (unaudited)

	Predecessor- Combined December 31, 2007	Successor- Consolidated September 30, 2008 (As Restated – See Note 15)
Assets
Current assets
Cash and cash equivalents	$5,209,345	$10,027,617
Accounts receivable - trade, net	42,998,005	79,522,105
Accounts receivable - related parties	151,676	10,517
Accounts receivable - other	505,101	490,234
Prepaid expenses and other current assets	4,466,493	5,069,549

Total current assets	53,330,620	95,120,022

Property and equipment, net	204,132,089	335,624,463
Intangible assets, net	—	40,175,276
Goodwill	—	4,363,369
Deferred financing costs, net	2,183,308	13,124,576
Other assets	349,149	327,961

Total assets	$259,995,166	$488,735,667

Liabilities and Members’/Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$3,823,422	$7,986,281
Accounts payable - trade	66,496,676	66,068,459
Accounts payable - related parties	3,431,701	547,702
Interest payable	442,381	2,804,724
Accrued expenses	7,384,137	13,334,825

Total current liabilities	81,578,317	90,741,991

Long-term debt, net of current maturities	100,409,507	207,602,604
Notes payable - related parties	7,048,075	—
Deferred tax liability	500,000	60,075,760

Total liabilities	189,535,899	358,420,355

Commitments and contingencies

Members’ equity	70,459,267	—
Shareholders’ equity
Retained earnings (accumulated deficit)	—	(6,546,848)
Preference shares, $.01 par value, 10,000,000 shares authorized	—	—
Common shares, $.01 par value, 450,000,000 shares authorized, 24,644,700 shares issued and outstanding at September 30, 2008	—	246,447
Class B shares, $.01 par value, 40,000,000 shares authorized, 29,500,000 shares issued and outstanding at September 30, 2008	—	295,000
Additional paid-in capital	—	136,320,713

	70,459,267	130,315,312

Total liabilities and members’/shareholders’ equity	$259,995,166	$488,735,667

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 15)	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 15)
Revenues
Well servicing	$30,911,863	$54,343,084	$70,815,164	$141,003,486
Fluid logistics	24,927,025	50,802,304	73,824,746	123,265,951

Total revenues	55,838,888	105,145,388	144,639,910	264,269,437

Expenses
Well servicing	16,850,316	35,406,964	39,058,114	89,819,779
Fluid logistics	17,065,983	36,281,048	48,473,312	86,739,998
General and administrative	3,576,245	4,511,599	6,089,872	12,371,906
Depreciation and amortization	4,065,275	9,075,266	9,996,937	23,546,370

Total expenses	41,557,819	85,274,877	103,618,235	212,478,053

Operating income	14,281,069	19,870,511	41,021,675	51,791,384

Other income (expense)
Interest expense	(2,034,859)	(6,532,810)	(5,611,829)	(19,091,945)
Other income (expense)	33,525	2,493	58,563	109,061

Income before taxes	12,279,735	13,340,194	35,468,409	32,808,500

Income Tax Expense	—	5,066,839	—	60,224,259

Net income/(loss)	$12,279,735	$8,273,355	$35,468,409	$(27,415,759)

Earnings/(loss) per share of common stock
Basic	$—	$0.15	$—	$(0.67)
Diluted	$—	$0.15	$—	$(0.67)

Weighted average number of shares outstanding
Basic	—	54,144,700	—	40,653,076
Diluted	—	54,144,700	—	40,653,076

Pro forma earnings/(loss) per share - see Note 11
Basic	$0.15	$0.16	$0.43	$0.38
Diluted	$0.15	$0.16	$0.43	$0.38

Pro forma weighted average number of shares outstanding
Basic	54,144,700	54,144,700	54,144,700	54,144,700
Diluted	54,144,700	54,144,700	54,144,700	54,144,700

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Changes in

Members’/Shareholders’ Equity (unaudited)

Total Members’ Equity
Balance December 31, 2006	$38,800,732
Net income	35,468,409
Distributions	(11,147,642)

Balance September 30, 2007	$63,121,499

	Capital Stock		Additional Paid-In Capital (As Restated – See Note 15)	Retained Earnings (Accumulated Deficit) (As Restated – See Note 15)	Total Members’ Equity (As Restated – See Note 15)	Total Shareholders’ Equity (As Restated – See Note 15)
	Shares	Amount
Balance December 31, 2007	—	$—	$—	$—	$70,459,267	$70,459,267

January 1, 2008 Delaware reorganization – conversion of CCF	—	—	—	—	35,603,182	35,603,182
Acquisition of TES and STT	—	—	—	—	96,067,739	96,067,739
Distributions	—	—	—	—	(14,734,271)	(14,734,271)
Class B stock issued in connection with Bermuda Reorganization	29,500,000	295,000	95,772,739	20,868,911	(116,936,650)	—
Common stock issued in Initial Equity Offering, net	24,644,700	246,447	39,691,348	—	—	39,937,795
Stock-based compensation	—	—	824,356	—	—	824,356
Contributions	—	—	32,270	—		32,270
Net loss	—	—	—	(27,415,759)	—	(27,415,759)

Balance September 30, 2008 (As Restated)	54,144,700	$541,447	$136,320,713	$(6,546,848)	$—	$130,315,312

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Condensed Combined/Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 15)	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated – See Note 15)
Cash flows from operating activities
Net income (loss)	$12,279,735	$8,273,355	$35,468,409	$(27,415,759)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization expense	4,065,275	9,075,266	9,996,937	23,546,370
Amortization of Bond Discount	—	173,151	—	437,137
Stock-based compensation	—	620,928	—	824,356
Deferred income tax	—	5,490,183	—	59,575,759
(Gain) loss on disposal of assets, net	(235,901)	7,604	14,368	25,260
Bad debt expense	83,212	—	83,212	20,000
Deferred loan cost amortization	73,185	414,265	164,749	2,261,358
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(7,074,083)	(14,615,057)	(13,920,060)	(36,529,233)
Accounts receivable - related party	(44,226)	83,554	(120,521)	141,159
Prepaid expenses	1,007,890	(351,495)	2,602,823	(603,056)
Other assets	178,160	(616)	(505,907)	(61,112)
Accounts payable	(5,548,853)	2,471,543	(129,524)	10,027,336
Accounts payable - related party	1,960,748	269,013	2,025,325	(2,883,999)
Accrued expenses	806,690	(836,421)	1,208,659	2,976,332
Interest payable	—	(2,804,724)	—	5,336,701
Other	—	49,785	—	69,927

Net cash provided by operating activities	7,551,832	8,320,334	36,888,470	37,748,536

Cash flows from investing activities
Proceeds from sale of property and equipment	4,800	—	15,500	—
Purchase of property and equipment	(23,609,717)	(11,609,706)	(55,757,696)	(140,058,520)

Net cash used in investing activities	(23,604,917)	(11,609,706)	(55,742,196)	(140,058,520)

Cash flows from financing activities
Payments for debt issuance costs	(341,197)	(16,628)	(541,197)	(14,251,368)
Proceeds from issuance of common stock connected to stock offering, net	—	—	—	161,062,296
Purchase outstanding interests in Forbes Energy Services LLC	—	—	—	(120,000,000)
Proceeds from related party debt issuance	—	—	1,800,000	—
Repayments of related party debt	—	—	(406,000)	(7,048,075)
Borrowings on debt	19,114,583	6,442,376	43,343,440	206,594,126
Repayments of debt	(4,692,406)	(1,572,244)	(19,481,633)	(104,526,722)
Members’ cash contributions (distributions)	(2,489,999)	32,270	(11,147,642)	(14,702,001)

Net cash provided by financing activities	11,590,981	4,885,774	13,566,968	107,128,256

Net increase\(decrease) in cash and cash equivalents	(4,462,104)	1,596,402	(5,286,758)	4,818,272

Cash and cash equivalents
Beginning of period	6,824,981	8,431,215	7,649,635	5,209,345

End of period	$2,362,877	$10,027,617	$2,362,877	$10,027,617

The accompanying notes are an integral part of these condensed combined/consolidated financial statements.

Forbes Energy Services Ltd. and Subsidiaries (a/k/a the “Forbes Group”)

Notes to Combined/Consolidated Financial Statements

1.	Organization and Nature of Operations

Nature of Business

Forbes Energy Services Ltd. (“FES Ltd”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”), Forbes Energy International, LLC (“FEI”), and Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”) are headquartered in Alice, Texas, and conduct business primarily in the state of Texas. As used in these condensed combined/consolidated financial statements, the “Company”, the “Forbes Group”, “we”, or “our” means FES Ltd and all subsidiaries after May 29, 2008; and FES LLC and its subsidiaries from January 1, 2008 to May 29, 2008 (referred to in the financial statements column headings as “Successor”); CCF, TES and STT from June 29, 2007 to December 31, 2007, and C.C. Forbes, L.P., Texas Energy Services, L.P. and Superior Tubing Testers, L.P. prior to June 29, 2007 (in each case prior to January 1, 2008, referred to in the financial statements column headings as “Predecessor”).

The Forbes Group is an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. The Forbes Group’s operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with one location in Baxterville, Mississippi.

2.	Formation of Forbes Energy Services LLC and Forbes Energy Services Ltd. and the Equity Offering

FES LLC is a Delaware limited liability company formed effective January 1, 2008 to act as the holding company for the three wholly-owned operating companies, CCF, TES, and STT. In the reorganization (the “Delaware Reorganization”), ownership of each of such three operating subsidiaries comprising our business was transferred to FES LLC by their equity investors in exchange for equity interests in FES LLC. Although FES LLC was the legal acquirer in the Delaware Reorganization, CCF was considered the acquirer for accounting purposes. As a result of this determination, the net assets of CCF remain at their historical cost, while purchase accounting was applied to TES and STT. The purchase prices of TES and STT were based on estimates of the enterprise value of each company. Amounts allocated to identifiable tangible and intangible assets acquired and liabilities assumed were based on valuations. FES LLC’s allocation assigned $14.5 million as a step-up to property and equipment of TES, $4.4 million to goodwill, and $42.3 million to other intangible assets. Total value added to the assets and shareholders’ equity was $61.2 million as a result of the Delaware Reorganization.

FES Ltd is a Bermuda corporation formed effective April 9, 2008 to act as the holding company for FES LLC and its subsidiaries. At the time of FES Ltd’s organization, 200 common shares were issued. On May 29, 2008, FES Ltd completed its Canadian initial public offering and simultaneous U.S. private placement of its common shares (the “Equity Offering”). In the Equity Offering, FES Ltd sold 24,644,500 common shares for CDN $7.00 per share and the common shares are listed on the Toronto Stock Exchange. Gross proceeds from the Equity Offering were CDN $172,511,500, and net proceeds from the Equity Offering after expenses were CDN $162,465,730.

Concurrent with the Equity Offering, the Forbes Group was reorganized, referred to herein as the Bermuda Reorganization, pursuant to which all of the members of FES LLC assigned 63% of their membership interests in FES LLC to FES Ltd in exchange for 29,500,000 shares of FES Ltd’s Class B non-voting stock. This transaction was accounted for as a transaction between entities under common control, similar to pooling of interest, and deemed to be effective for accounting purposes as of January 1, 2008. Upon consummation of the Equity Offering, FES Ltd contributed $120,000,000 cash as additional capital to FES LLC and FES LLC used the funds to redeem the remaining outstanding membership interests held by those members of FES LLC other than FES Ltd. The result was that FES LLC and its subsidiaries became wholly owned subsidiaries of FES Ltd.

3.	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited condensed combined/consolidated financial statements of the Forbes Group are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the Forbes Group’s annual audited combined financial statements for the year ended December 31, 2007 included in our registration statement on Form S-4 filed May 12, 2008 Registration No. 333-150853, as amended June 27, 2008. Subject to the preceding sentence, in management’s opinion, the condensed combined/consolidated financial statements contain all adjustments necessary to state fairly the Forbes Group’s financial position as of September 30, 2008 and the results of its operations for the three months and nine months ended September 30, 2007 and 2008, and its cash flows for the three and nine months ended September 30, 2007 and 2008, in accordance with GAAP. Interim results for the three or nine months ended September 30, 2008 may not be indicative of results that will be realized for the full year ending December 31, 2008.

Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our condensed combined/consolidated financial position, results of operations or cash flows.

Principles of Consolidation

The Forbes Group’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008 include the accounts of FES Ltd and all wholly-owned and consolidated subsidiaries, from May 29, 2008 to September 30, 2008, and FES LLC and all wholly owned and consolidated subsidiaries, CCF, TES, STT and FES CAP from January 1, 2008 through May 28, 2008. All significant intercompany balances and transactions have been eliminated in the consolidation.

Principles of Combination

The Forbes Group’s condensed combined financial statements as of and for the periods ended on or prior to December 31, 2007 include the accounts of CCF, TES, STT, and their predecessor partnerships, as they were under common management. All significant intercompany balances and transactions have been eliminated in the combination.

Income Taxes

The Forbes Group was not subject to federal income tax until May 29, 2008 upon completion of the initial public offering of FES Ltd’s common shares and the related Bermuda Reorganization. Prior to May 29, 2008 all income, losses, credits, and deductions of the Forbes Group were passed through to the members’ individual tax returns. Accordingly, no provision for U.S. federal income taxes is included in the accompanying condensed combined/consolidated financial statements through May 29, 2008.

Estimates

The preparation of condensed combined/consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined/consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair statement of the condensed combined/consolidated financial statements.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short maturity of these instruments. The carrying amount of the Forbes Group’s variable long-term debt approximates fair value because the borrowing rate is based on a variable market rate of interest. As of September 30, 2008, the Senior Secured Notes issued on February 12, 2008 in the amount of $205 million were trading at 93.3% of par, a fair value of approximately $191 million.

Deferred Financing Costs

Deferred financing costs are amortized over the period of the loan agreement on an effective interest basis, as a component of interest expense. Additionally, the Forbes Group includes gains and losses on early extinguishment of debt as a component of interest expense. For the three and nine months ended September 30, 2008 amortized deferred financing costs amounted to $0.4 million and $2.3 million respectively, while the losses on early extinguishment of debt totaled to $-0- million and $0.7 million for the same periods.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. FASB Staff Position (“FSP”) 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). Beginning January 1, 2008, the Forbes Group has applied the provisions of SFAS 157 to its financial instruments and the impact is not material. The Forbes Group is currently assessing the impact this standard will have when applied to the Forbes Group’s nonfinancial assets and liabilities and its potential impact on the Forbes Group’s consolidated financial statements (primarily asset retirement obligations and reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Forbes Group adopted SFAS No. 159 beginning January 1, 2008. The Forbes Group has determined that the impact of this standard on the Forbes Group’s results of operations, cash flows, and financial position is immaterial.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Forbes Group is currently assessing the impact this standard will have on the Forbes Group’s results of operations, cash flows, and financial position.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Early adoption is prohibited. The Forbes Group is currently assessing the impact this standard will have on the Forbes Group’s results of operations, cash flows, and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The impact to the financial statements will not be material.

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact, if any, of FSP 142-3 on its financial statements.

4.	Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and other intangible assets not subject to amortization are tested for impairment annually during our fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

Goodwill resulted from the Delaware Restructuring discussed in Note 2, represents the excess of acquisition costs over the fair value of the net assets acquired.

The following sets forth the identified intangible assets by major asset class:

	As of September 30, 2008
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value
Customer relationships	15	31,895,919	1,594,796	30,301,123
Trade name	15	8,049,750	402,488	7,647,262
Safety training program	15	1,181,924	59,096	1,122,828
Dispatch software	10	1,135,282	85,146	1,050,136
Other	10	58,300	4,373	53,927

		42,321,175	2,145,899	40,175,276

Amortization period for customer relationships, trade name, and safety training is 15 years. Amortization period for dispatch software is 10 years. Amortization expense for these intangible assets is calculated using the straight-line method over the period indicated. Aggregate amortization expense of intangible assets for the three and nine months ended September 30, 2008 was approximately $0.7 million and $2.1 million respectively. Amortization expense associated with identified intangible assets is expected to be approximately $2,860,000 in each of the next five years.

The pro forma unaudited results summarized below reflect our pro forma results of operations as if TES and STT were acquired on January 1, 2007:

	As of September 30, 2007
	Three Months Ended	Nine Months Ended
Revenue	$55,838,888	$144,639,910
Depreciation and amortization	5,184,275	13,353,937
Income before taxes	11,160,735	32,111,409
Net income	11,160,735	32,111,409

5.	Stock-Based Compensation

On May 29, 2008 in connection with our initial public offering, the Forbes Group issued stock options to employees and directors to purchase from the Company up to 2,770,000 shares of Common Stock of the Company at an exercise price of CND $7.00 per share (the Market Price of the Shares as of the Award Date). The options all expire in 2018 and therefore have approximately 9.67 years left before expiration. The Stock Options shall be exercisable equally upon vesting in accordance with the first, second, and third anniversary of the Award Date. The fair value of the options was $2.91 at the Awards Date. The Forbes Group recognized employee stock-based compensation expense of $0.6 million and $0.8 million related to the issuance of these options for the three and nine months ended September 30, 2008. The Forbes Group will have a total of $7.2 million in compensation costs related to share-based compensation to recognize over the remaining service period of 9.67 years for non-vested options.

SFAS No. 123R, “Share Based Payment,” (“FAS 123R”) establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. The stock-based compensation expense must be included in the statement of operations over the requisite service period. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date. A common approach is to use a closed-form model, such as the Black-Scholes-Merton formula, that requires companies to estimate the expected term of an option grant. For those companies who lacked sufficient historical or industry data to accurately predict the expected term, a simplified method may be used to estimate the expected term of a “plain vanilla option.”

The Forbes Group uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term of the options granted, estimates on the expected time period that employees will retain their vested stock options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation model:

Nine Months Ended September 30, 2008
Expected Volatility	34.82%
Risk Free Interest Rate	4.12%
Expected Option Terms (in years)	6
Dividend Rate	—

Because the Forbes Group is a newly public company, the expected volatility is based on the price of comparable company’s common stock in the same industry over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

A summary of stock option activity for the nine months ended September 30, 2008, is presented below:

	Options	Weighted average exercise price (1)	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding December 31, 2007	—	$—	—	$—
Granted	2,770,000	7.00	9.67
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding, September 30, 2008	2,770,000	7.00	9.67	—

Options vested and expected to vest, September 30, 2008	—	—	—	—

Options exercisable, September 30, 2008	—	—	—	—

(1)	CDN$7.00

6.	Property and Equipment

Property and equipment at September 30, 2008, consisted of the following:

	Estimated Life in Years	Successor- Consolidated 2008 (As Restated- See Note 15)
Land		$91,242
Building and improvements	5-30 years	4,937,799
Autos and trucks	5-10 years	73,651,077
Well servicing equipment	3-15 years	280,437,979
Wells	5-15 years	12,213,015
Furniture and fixtures	3-10 years	2,082,559
Other	3-20 years	72,057

		373,485,728

Less: accumulated depreciation
Building and improvements		(308,639)
Autos and trucks		(12,074,764)
Well servicing equipment		(23,815,035)
Wells		(1,381,848)
Furniture and fixtures		(280,979)

		(37,861,265)

		$335,624,463

7.	Long-Term Debt

Long-term debt at December 31, 2007 and September 30, 2008, consisted of the following:

	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated- See Note 15)
Senior secured 11% notes	$—	$200,588,887
CitiBank Revolver		$6,442,376
FNB Note - August 2005	21,075,000	—
FNB Note - January 2006	3,809,524	—
FNB Note - May 2006	16,592,586	—
FNB Note - August 2006	3,756,881	—
FNB Note - January 2007	8,336,339	—
FNB Note - June 2007	14,278,807	—
FNB Note - October 2007	4,804,393	—
Wells Fargo notes	9,198,751	—
Paccar notes	5,833,805	8,557,622
Center Capital notes	5,022,452	—
Daimler Chrysler notes	3,329,847	—
Ford Motor Credit notes	2,695,874	—
Insurance notes	3,823,422	—
Other bank financing	1,675,248	—

	104,232,929	215,588,885
Less: Current maturities	(3,823,422)	(7,986,281)

	$100,409,507	$207,602,604

Senior Secured Notes

On February 12, 2008, FES LLC and FES CAP issued $205.0 million in principal amount of 11% senior secured notes (the “Senior Secured Notes”), although the Forbes Group reflect $200 million debt outstanding in its balance sheet consisting of the Senior Secured Notes issued at a discount at an issue price of 97.635% of par. The Forbes Group realized net proceeds of approximately $188.7 million which was used to repay and fully extinguish all of the Forbes Group’s outstanding long-term debt and most current maturities incurred prior to the issuance, as well as existing vendor equipment financings. The Senior Secured Notes mature on February 15, 2015, and require semi-annual interest payments at an annual rate of 11% on February 15 and August 15 of each year until maturity, with the first payment paid on August 15, 2008. No principal payments are due until maturity. The Senior Secured Notes are senior obligations and rank equally in right of payment with other existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness incurred by us in the future.

The Senior Secured Notes are guaranteed by FES Ltd, the parent company of Forbes Energy LLC (100% owned operating subsidiary issuer) and FES CAP (100% owned finance subsidiary issuer). FES Ltd has no independent assets or operations; and all of the parent company’s other direct and indirect subsidiaries other than the subsidiary issuers are “100% owned” and guarantee the securities on a “full and unconditional” and “joint and several” basis.

The Forbes Group may, at its option, redeem all or part of the Senior Secured Notes from time to time at specified redemption prices and subject to certain conditions required by the indenture governing the Senior Secured Notes. The Forbes Group is required to make an offer to purchase the notes and to repurchase any notes for which the offer is accepted at 101% of their principal amount, plus accrued and unpaid interest, if there is a change of control or if the Forbes Group has excess cash flow. The Forbes Group is required to make an offer to repurchase the notes and to repurchase any notes for which the offer is accepted at 100% of their principal amount, plus accrued and unpaid interest, following certain asset sales.

On July 1, 2008, our registration statement on Form S-4, as amended, to register the issuance of senior secured notes in exchange (the “Senior Secured Exchange Notes”) for the initial privately placed Senior Secured Notes became effective. We completed the exchange offer by exchanging all of the initial Senior Secured Notes with the Senior Secured Exchange Notes on July 30, 2008.

The Forbes Group is permitted under the terms of the indenture to incur additional indebtedness in the future, provided that certain financial conditions set forth in the indenture are satisfied. The Forbes Group is subject to certain covenants contained in the indenture, including one limiting its annual capital expenditures to certain amounts based on the year in which such expenditures are made. The Forbes Group is in compliance with these covenants.

Citibank Credit Agreement

On April 10, 2008, the Forbes Group entered into a credit agreement with Citibank, N.A., which provides for a four-year senior secured revolving credit facility for up to $20 million (the “Credit Facility”). The Forbes Group can use the proceeds for general corporate purposes. Any unpaid principal amount is due on the maturity date.

Borrowings under the Credit Facility accrue interest, at the Forbes Group’s option, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% and the Citibank, N.A. “prime rate” plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. The applicable interest rate margin is based on the Forbes Group’s leverage ratio, as defined in the credit agreement governing the Credit Facility. Unpaid interest accrued on outstanding loans is payable quarterly.

The Credit Facility is secured by first priority security interests in substantially all of the Forbes Group’s assets, including those of all of the subsidiaries, that rank senior to the security interest granted to the holders of the Senior Secured Notes. The credit agreement also contains customary representations, warranties and covenants for the type and nature of the Credit Facility, including certain limitations or restrictions on the Forbes Group’s and certain future subsidiaries’ ability to incur additional debt, guarantee others’ obligations, create, incur or permit to exist liens on assets, make investments or acquisitions, make certain dispositions of assets, make payments on certain subordinated indebtedness, pay dividends or other payments to equity holders, engage in mergers, consolidations or other fundamental changes, sell assets, change the nature of its business and engage in transactions with affiliates. The rights of the lender under the Credit Facility vis-à-vis the trustee and collateral agent under the indenture governing the Senior Secured Notes are governed by an intercreditor agreement among the Forbes Group, Citibank, N.A., the lender under the Credit Facility, and Wells Fargo Bank, National Association, the trustee and collateral agent under the indenture governing the Senior Secured Notes. The Credit Facility also requires that the Forbes Group comply with certain financial ratios. The ratios required by Citibank, N.A. include the Interest Coverage Ratio, the Minimum Net Worth Ratio, the Senior Funded Debt to Net Worth Ratio, and the Leverage Ratio. The Forbes Group is compliant with these covenants.

8.	Related Party Transactions

The Forbes Group enters into transactions with related parties in the normal course of conducting business. Accounts Receivable–related parties and Accounts Payable–related parties result from transactions with related parties which are at terms consistent with those available to third-party customers and from third-party vendors.

Certain members of the Forbes Group are also owners and managers of Alice Environmental Services, LP (“AES”). The Forbes Group has entered into the following transactions with AES and its subsidiaries:

•

AES, through a wholly-owned subsidiary, owns and operates an oil field supply store from which the Forbes Group purchases oil field supplies. This supply store was sold to an independent third party in May 2008.

•	AES owns an airplane and a helicopter, each of which the Forbes Group contracts to use from time to time.

•	The Forbes Group also has entered into long-term operating leases with AES.

The Forbes Group recognized capital expenditures of $3.1 million and $0, revenues from AES of approximately $59,000 and $0 related to rig, trucking, and equipment and facilities rental activities; and expenses of approximately $1.2 million and $1.1 million from these transactions for the three months ended September 30, 2007 and 2008, respectively. The Forbes Group recognized capital expenditures of $4.4 million and $2.4 million, revenues from AES of approximately $0.2 million and $11,000 related to rig, trucking, and equipment rental activities; and expenses of approximately $3.1 million and $3.4 million for the nine months ended September 30, 2007 and 2008, respectively. Accounts payable and accounts receivable as of December 31, 2007 resulting from such transactions were $3.2 million and $76,000, respectively. The Forbes Group had accounts payable and accounts receivable with AES and its subsidiaries totaling $0.2 million and $0 as of September 30, 2008, respectively. During October 2008, the Forbes Group entered into an operating lease agreement with AES to lease ten well service rigs and related support equipment valued at $15.2 million. Lease payments amount to $0.3 million per month over sixty months at which time the Company, at its option, may purchase the equipment for fair market value. The first lease payment was due October 15, 2008.

Dorsal Services, Inc. is a trucking service provider that provides services to the Forbes Group. One of FES Ltd’s executive officers, who serves as a director of FES Ltd, is a partial owner of Dorsal Services, Inc. The Forbes Group recognized capital expenditures of approximately $0.1 million and $1,000, revenues of approximately $18,000 and $14,000 related to trucking services, equipment rental, and wash out activities; and expenses of approximately $77,000 and $0.9 million as transactions with Dorsal Services, Inc. for the three months ended September 30, 2007 and 2008, respectively. The Forbes Group recognized capital expenditures of approximately $0.2 million and $29,000, revenues of approximately $39,000 and $42,000 related to trucking services, equipment rental, and wash out activities; and expenses of approximately $0.3 million and $1.2 million related to transactions with Dorsal Services, Inc. for the nine months ended September 30, 2007 and 2008, respectively. The Forbes Group had accounts payable and accounts receivable with Dorsal Services, Inc. of $0.2 million and $55,000 as of December 31, 2007, respectively, resulting from such transactions. The accounts payable and accounts receivable with Dorsal, as of September 30, 2008, were $10,000 and $0.3 million respectively.

Tasco Tool Services, Inc. is a down-hole tool company that is partially owned and managed by one of the shareholders of the Forbes Group. Tasco rents and sells tools to the Forbes Group from time to time. The Forbes Group had capital expenditures of $0.1 million and $0, no revenues from Tasco for the periods set forth and recognized expenses of approximately $4,000 and $0.3 million related to transactions with Tasco for the three months ended September 30, 2007 and 2008, respectively. The Forbes Group had capital expenditures of approximately $0.1 million and $20,000, no revenues from Tasco for the periods set forth and recognized expenses of approximately $17,000 and $0.3 million related to transactions with Tasco for the nine months ended September 30, 2007 and 2008, respectively. The Forbes Group had $60,000 accounts payable and no accounts receivable with Tasco as of December 31, 2007, resulting from such transactions. Accounts payable and accounts receivable to Tasco as of September 30, 2008 were $37,000 and $0, respectively.

The C.W. Hahl Lease, an oil and gas lease, is owned by one of the shareholders of the Forbes Group. The Forbes Group recognized no revenues as of the three months ended September 30, 2007 and 2008 and had accounts receivable of $1,000 as of September 30, 2008. The Forbes Group did not recognize revenues for the nine months ended September 30, 2007 and 2008. Accounts receivable as of December 31, 2007 were $20,000. The Forbes Group had no expenses or accounts payable from the C.W. Hahl Lease for either period.

FCJ Management is a corporation that leases land and facilities to the Forbes Group and is owned by two of the executive officers of FES Ltd, who also serve as directors of FES Ltd, and a manager of one of the subsidiaries of FES Ltd. The Forbes Group recognized expenses of $0 and $5,000 for the three months ended September 30, 2007 and 2008, respectively, and expenses of $0 and $14,000 for the nine months ended September 30, 2007 and 2008, respectively. No revenues have been recognized from FCJ for any period. The Forbes Group had no accounts receivable from FCJ or accounts payable to FCJ as of December 31, 2007 and September 30, 2008.

Related party long-term note balances were paid in full as of February 12, 2008.

The Forbes Group has fourteen separate leases with AES for separate parcels of land and buildings entered into at various dates subsequent to December 31, 2007. Each has a five-year term with the Forbes Group having the option to extend from between one and five years. Aggregate rentals for the fourteen leases total $0.1 million per month.

9.	Commitments and Contingencies

Concentrations of Credit Risk

Financial instruments which subject the Forbes Group to credit risk consist primarily of cash balances maintained in excess of federal depository insurance limits and trade receivables. The Forbes Group restricts investment of temporary cash investments to financial institutions with high credit standing. The Forbes Group’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Forbes Group performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. Any concentration of credit risk is considered by management to be limited due to the large number of customers comprising its customer base.

Self-Insurance

Effective March 2007, the Forbes Group entered into a self-insured health insurance program for its employees. The Forbes Group retains the risk for health insurance claims, after employee deductibles per occurrence. The Forbes Group is only responsible for claims up to a $75,000 annual aggregate limit per employee. The Forbes Group’s maximum exposure is also limited on a monthly basis which was approximately $0.6 million and $1.0 million as of December 31, 2007 and September 30, 2008, respectively. The monthly maximum exposure will fluctuate in the future based upon the number of employees enrolled in the insurance program. The Forbes Group has an estimated value of all unprocessed claims at December 31, 2007 and September 30, 2008, of approximately $1.4 million and $2.5 million, respectively, which are included in accrued expenses in the accompanying condensed combined/consolidated balance sheet.

Litigation

Except as described in this paragraph, there are no pending material legal proceedings, and the Forbes Group is not aware of any material threatened legal proceedings, to which the Forbes Group is a party or to which its property is subject, other than in the ordinary course of business. TES was named among a list of other defendants in a lawsuit filed by R&K Fabricating, Inc. on May 2, 2008 that alleges patent infringement under a patent related to portable storage tanks. Among the other defendants is the principal supplier of portable storage tanks to TES. In response, TES removed the ladders from the tanks and was granted indemnification by the principal supplier against any future acts related to this matter.

10.	Supplemental Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008	Predecessor- Combined 2007	Successor- Consolidated 2008
Cash paid for
Interest	$2,258,158	$11,463,188	$5,630,000	$14,769,644
Taxes	—	—	—	850,000
Supplemental schedule of non-cash investing and financing activities
Seller-financed purchases of property and equipment	$2,061,597	$3,181,081	$3,464,795	$8,851,415
Changes in accrued capital expenditures	20,898,012	29,432,495	27,894,193	(10,455,554)

11.	Earnings/(Loss) per Share

The Forbes Group presents earnings per share information in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of outstanding options.

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by the Forbes Group relate to outstanding stock option and are determined using the treasury stock method.

Concurrent with the Equity Offering on May 29, 2008, we began conducting our business through, a newly formed corporation and holding company. Historical net income per share was not presented for the three or nine months ended September 30, 2007 since we were structured as a limited liability company, had limited member units and there were no ownership interests that were convertible into common stock or a common stock equivalent.

The pro forma net income per share reflects the effects related to our Bermuda Reorganization from a limited liability company to a “C” corporation, the issuance of our common stock in connection with our initial public offering and an assumed effective tax rate of 37%.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008 (As Restated- See Note 15)	2007	2008 (As Restated- See Note 15)
Basic:
Net income (loss)	$12,279,735	$8,273,355	$35,468,409	$(27,415,759)

Weighted average common shares	—	54,144,700	—	40,653,076

Basic net income (loss) per share	$—	$0.15	$—	$(0.67)

Diluted:
Net income (loss)	$12,279,735	$8,273,355	$35,468,409	$(27,415,759)

Weighted average common shares	—	54,144,700	—	40,653,076
Stock Options	—	—	—	—

Weighted average common shares - diluted	—	54,144,700	—	40,653,076

Diluted net income (loss) per share - diluted	$—	$0.15	$—	$(0.67)

Pro forma earnings/loss per share
Basic:
Net income	$7,981,828	$8,404,322	$23,054,466	$20,669,354
Weighted average common shares	54,144,700	54,144,700	54,144,700	54,144,700
Basic net income (loss) per share	$0.15	$0.16	$0.43	$0.38

Diluted:
Net income	$7,981,828	$8,404,322	$23,054,466	$20,669,354
Weighted average common shares	54,144,700	54,144,700	54,144,700	54,144,700
Stock Options	—	—	—	—

Weighted average common shares - diluted	54,144,700	54,144,700	54,144,700	54,144,700

Diluted net income (loss) per share - diluted	$0.15	$0.16	$0.43	$0.38

12.	Income Taxes (Restated)

The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 38.0% and 183.6% based on a pre-tax profit of $13.3 million and $32.8 million. This compares to 0% and 0% for the three and nine months ended September 30, 2007, respectively as the Forbes Group was not taxable prior to May 29, 2008. The increased effective tax rate for the nine months ended September 30, 2008 was primarily due to the Company’s change in tax status as of May 29, 2008.

In conjunction with the initial public offering of FES Ltd’s common shares on May 29, 2008 and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. As part of this reorganization, $52.8 million in deferred U.S. federal income tax was recorded on the Forbes Group’s books, in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that the tax effect of recognizing deferred tax items upon a change in tax status be included in current year operations.

In addition, income tax expense includes federal income tax of $4.7 million and $6.7 million for the three and nine months ended September 30, 2008, respectively.

The Forbes Group is subject to the revised Texas Franchise tax. The revised Texas Franchise tax is an income tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Forbes Group accounts for the revised Texas Franchise tax in accordance with SFAS No. 109, the tax is derived from a taxable base that consists of income less deductible expenses. For the three and nine months ended September 30, 2008, the Forbes Group recorded franchise tax expense of $0.4 million and $0.7 million.

13.	Business Segment Information

The Forbes Group has determined that it has two reportable segments organized based on its products and services—well servicing and fluid logistics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Well Servicing

The well servicing segment consists of operations in the U.S., which provides (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, the Forbes Group has tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

Fluid Logistics

The fluid logistics segment consists of operations in the U.S., which provide, transport, store and dispose of a variety of drilling and produced fluids used in and generated by oil and natural gas production activities. These services are required in most workover and completion projects and are routinely used in daily producing well operations.

The following table sets forth certain financial information with respect to the Company’s reportable segments:

	Well Servicing	Fluid Logistics	Consolidated (As Restated- See Note 15)
Three months ended September 30, 2007 Processor – Combined

Operating revenues	$30,911,863	$24,927,025	$55,838,888
Internal revenues	21,136	—	21,136
Direct operating costs	16,850,316	17,065,983	33,916,299

Segment profits	$14,082,683	$7,861,042	$21,943,725

Depreciation and amortization	$2,401,547	$1,663,727	$4,065,275
Capital expenditures	34,319,752	13,599,327	47,919,079
Assets	154,269,808	66,508,098	220,777,906

Three months ended September 30, 2008 Successor – Consolidated (Restated)

Operating revenues	$54,343,083	$50,802,304	$105,145,387
Internal revenues	—	—	—
Direct operating costs	35,406,964	36,281,048	71,688,012

Segment profits	$18,936,119	$14,521,256	$33,457,375

Depreciation and amortization	$5,092,353	$3,982,913	$9,075,266
Capital expenditures	28,235,770	15,986,580	44,222,350
Assets	287,049,258	188,139,772	475,189,030

Nine months ended September 30, 2007 Processor – Combined

Operating revenues	$70,815,164	$73,824,746	$144,639,910
Internal revenues	21,136		21,136
Direct operating costs	39,058,114	48,473,312	87,531,426

Segment profits	$31,778,186	$25,351,434	$57,129,620

Depreciation and amortization	$6,024,057	$3,972,880	$9,996,937
Capital expenditures	66,692,894	20,423,790	87,116,684
Assets	154,269,808	66,508,098	220,777,906

Nine months ended September 30, 2008 Successor – Consolidated (Restated)

Operating revenues	$141,003,486	$123,265,951	$264,269,437
Internal revenues	—	—	—
Direct operating costs	89,819,779	86,739,998	176,559,777

Segment profits	$51,183,707	$36,525,953	$87,709,660

Depreciation and amortization	$13,121,367	$10,425,003	$23,546,370
Capital expenditures	101,150,282	37,320,549	138,470,831
Assets	287,049,258	188,139,772	475,189,030

	Three Months Ended September 30,		Nine Months Ended September 30,
	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated- See Note 15)	Predecessor- Combined 2007	Successor- Consolidated 2008 (As Restated- See Note 15)
Reconciliation of the Forbes Group Operating Income as Reported:
Segment profits	$21,943,725	$33,457,375	$57,129,620	$87,709,660
Eliminate internal transactions	(21,136)	—	(21,136)	—
General and administrative exp	3,576,245	4,511,598	6,089,872	12,371,906
Depreciation and amortization	4,065,275	9,075,266	9,996,937	23,546,370

Operating income	14,281,069	19,870,511	41,021,675	51,791,384
Other income and expenses, net	(2,001,334)	(6,530,317)	(5,553,266)	(18,982,884)

Income before income taxes	$12,279,735	$13,340,194	$35,468,409	$32,808,500

Reconciliation of the Forbes Group Assets as Reported:
Total reportable segments	$220,777,906	$475,189,030	$220,777,906	$475,189,030
Eliminate internal transactions	(8,219,607)	(380,732,703)	(8,219,607)	(380,732,703)
Parent	—	394,279,340	—	394,279,340

Total assets	$212,558,299	$488,735,667	$212,558,299	$488,735,667

14.	Subsequent Events

On October 8, 2008, Forbes Energy Services Ltd. entered into share purchase agreements with two accredited investors. The Forbes Group agreed to sell, in a private placement, an aggregate of 7,966,500 common shares of the Company. The common shares issued under the private placement were approved for listing on the Toronto Stock Exchange at an original issue price of CDN $4.00 per share for an aggregate offering price of US $30.0 million. Forbes Energy used the net proceeds of this offering to reduce existing indebtedness and acquire equipment.

15.	Restatement

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2008, we determined that those financial statements included errors relating to goodwill, classification of accounts within shareholders’ equity, and income tax accounting. In connection with the Delaware Reorganization effective January 1, 2008, an error was made in the application of purchase accounting that resulted in an overstatement of goodwill and property and equipment of $28.2 million and $1.6 million, respectively, which resulted in a corresponding overstatement of total assets and total shareholders’ equity, by approximately $30.0 million as of September 30, 2008. A misapplication of purchase accounting also resulted in the incorrect classification of accounts within shareholders’/members’ equity. In connection with the Bermuda Reorganization effective on May 29, 2008, an additional error was made in the calculation of income tax expense and deferred income taxes amounting to $0.1 million $7.7 million for the three and nine months ended September 30, 2008 . As a result, we are restating our unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2008 to correct these errors as follows:

Consolidated Balance Sheet

	As of September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Property and equipment, net	$337,249,208	$(1,624,745)	$335,624,463
Goodwill	32,597,846	(28,234,477)	4,363,369
Total assets	518,594,889	(29,859,222)	488,735,667

Liabilities and Members’/Shareholders’ Equity
Income taxes payable	$3,980,143	$(3,980,143)	$—
Accrued expenses	13,887,008	(552,183)	13,334,825
Total current liabilities	95,274,317	(4,532,326)	90,741,991
Deferred tax liability	47,828,963	12,246,797	60,075,760
Total liabilities	350,705,884	7,714,471	358,420,355

Retained earnings (accumulated deficit)	$126,729,657	$(133,276,505)	$(6,546,848)
Additional paid-in capital	40,617,901	95,702,812	136,320,713
Total members’/shareholders’ equity	167,889,005	(37,573,693)	130,315,312
Total liabilities and members’/shareholders’ equity	518,594,889	(29,859,222)	488,735,667

Consolidated Statements of Operations

	Three Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$9,157,283	$(82,017)	$9,075,266
Total expenses	85,356,894	(82,017)	85,274,877
Operating income	19,788,494	82,017	19,870,511
Income before taxes	13,258,177	82,017	13,340,194
Income Tax Expense	4,928,570	138,269	5,066,839
Net income	8,329,607	(56,252)	8,273,355

Earnings per share of common stock
Basic	$0.15	$—	$0.15
Diluted	0.15	—	0.15
Pro forma earnings per share
Basic	$0.15	$0.01	$0.16
Diluted	0.15	0.01	0.16

	Nine Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$23,792,421	$(246,051)	$23,546,370
Total expenses	212,724,104	(246,051)	212,478,053
Operating income	51,545,333	246,051	51,791,384
Income before taxes	32,562,448	246,052	32,808,500
Income Tax Expense	52,509,787	7,714,472	60,224,259
Net loss	(19,947,339)	(7,468,420)	(27,415,759)

Loss per share of common stock
Basic	$(0.49)	$(0.18)	$(0.67)
Diluted	(0.49)	(0.18)	(0.67)
Pro forma earnings per share
Basic	$0.38	$—	$0.38
Diluted	0.38	—	0.38

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net Income	$8,329,607	$(56,252)	$8,273,355
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	9,157,283	(82,017)	9,075,266
Stock-based compensation	670,713	(49,785)	620,928
Deferred income tax	1,440,937	4,049,246	5,490,183
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued expenses	(124,870)	(711,551)	(836,421)
Income taxes payable	3,199,426	(3,199,426)	—
Other	—	49,785	49,785
Net cash provided by operating activities	8,320,334	—	8,320,334

	Nine Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(19,947,339)	$(7,468,420)	$(27,415,759)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	23,792,421	(246,051)	23,546,370
Stock-based compensation	894,283	(69,927)	824,356
Deferred income tax	47,328,962	12,246,797	59,575,759
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued expenses	3,528,515	(552,183)	2,976,332
Income taxes payable	3,980,143	(3,980,143)	—
Other	—	69,927	69,927
Net cash provided by operating activities	37,748,536	—	37,748,536

There was no impact on cash flows from investing activities for the three or nine month periods ended September 30, 2008.

Consolidated Statements of Changes in Members’/Shareholders’ Equity (unaudited)

	Additional Paid-In Capital	Retained Earnings	Total Members’ Equity	Total Shareholders’ Equity
January 1, 2008 Delaware reorganization, as previously reported	$ —	$ —	$ —	$ —
Restatement adjustments	—	—	35,603,182	35,603,182
January 1, 2008 Delaware reorganization, as restated	—	—	35,603,182	35,603,182

Record purchase price for TES and STT, as previously reported	—	91,247,000	—	91,247,000
Restatement adjustments	—	(91,247,000)	96,067,739	4,820,739
Acquisition of TES and STT, as restated	—	—	96,067,739	96,067,739

Class B stock for FES LLC, as previously reported	—	(295,000)	—	—
Restatement adjustments	95,772,739	21,163,911	(116,936,650)	—
Class B stock issued in connection with Bermuda Reorganization, as restated	95,772,739	20,868,911	(116,936,650)	—

Amortization of stock options, as previously reported	894,283	—	—	894,283
Restatement adjustments	(69,927)	—	—	(69,927)
Stock-based compensation, as restated	824,356	—	—	824,356

Net loss, as previously reported	—	(19,947,339)	—	(19,947,339)
Restatement adjustments	—	(7,468,420)	—	(7,468,420)
Net loss, as restated	—	(27,415,759)	—	(27,415,759)

Balance September 30, 2008, as previously reported	40,617,901	126,729,657	—	167,889,005
Restatement adjustments	95,702,812	(133,276,505)	—	(37,573,693)
Balance September 30, 2008, as restated	136,320,713	(6,546,848)	—	130,315,312

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed combined/consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A and with the audited financial statements for the year ended December 31, 2007 included in our Registration Statement on Form S-4 filed May 12, 2008, as amended, Registration No. 333-150853. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Part II-Item 1A. Risk Factors” included in the Original Filing.

Restatement

As discussed more fully in the Explanatory Note of this Form 10-Q/A and in Note 15 to the condensed consolidated financial statements in Item 1, Part I, we have restated our unaudited condensed combined/consolidated financial statements in this Form 10-Q/A as a result of certain accounting errors that were determined subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2008. All amounts and commentary in this Management's Discussion and Analysis of Financial Condition and Results of Operations section give effect to the restatement.

Overview

Forbes Energy Services Ltd. (“FES LTD”) and its subsidiaries, Forbes Energy Services LLC (“FES LLC”), Forbes Energy Capital Inc. (“FES CAP”), C.C. Forbes, LLC (“CCF”), TX Energy Services, LLC (“TES”), Superior Tubing Testers, LLC (“STT”), Forbes Energy International, LLC (“FEI”), and Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”) are headquartered in Alice, Texas and conduct business primarily in the state of Texas. As used in these condensed combined/consolidated financial statements, the “Company”, the “Forbes Group”, “we”, and “our” mean FES LTD and all of its subsidiaries on and after May 29, 2008; and FES LLC and all of its subsidiaries from January 1, 2008 to May 28, 2008 (in each case referred to in the financial statements column headings as “Successor”); CCF, TES and STT from June 29, 2007 to December 31, 2007, and C.C. Forbes, L.P., Texas Energy Services, L.P. and Superior Tubing Testers, L.P. prior to June 29, 2007 (in each case prior to January 1, 2008, referred to in the financial statement column headings as “Predecessor”).

We are an independent oilfield services contractor that provides a wide range of well site services to oil and natural gas drilling and producing companies to help develop and enhance the production of oil and natural gas. These services include fluid hauling, fluid disposal, well maintenance, completion services, workovers and recompletions, plugging and abandonment, and tubing testing. Our operations are concentrated in the major onshore oil and natural gas producing regions of Texas, with one location in Baxterville, Mississippi.

We currently conduct our operations through the following two business segments:

•

Well Servicing. As of September 30, 2008, our well servicing segment comprised 51.7% and 53.4% of combined revenues for the three months and nine months ended September 30, 2008, respectively. Our well servicing segment utilized our modern fleet of 169 well servicing rigs, which included 161 workover rigs and 8 swabbing rigs. These assets are used to provide (i) well maintenance, including remedial repairs and removal and replacement of downhole production equipment, (ii) well workovers, including significant downhole repairs, re-completions and re-perforations, (iii) completion and swabbing activities, and (iv) plugging and abandoning services. In addition, we have a fleet of six tubing testing units that are used to conduct pressure testing of oil and natural gas production tubing.

•

Fluid Logistics. As of September 30, 2008, our fluid logistics segment, comprised 48.3% and 46.6% of combined revenues for the three months and nine months ended September 30, 2008, respectively. Our fluid logistics segment utilized our fleet of fluid transport trucks and related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks, water wells, proprietary salt water disposal wells and facilities, and related equipment. These assets are used to provide, transport, store, and dispose of a variety of drilling and produced fluids used in, and generated by, oil and natural gas production. These services are required in most workover and completion projects and are routinely used in daily operations of producing wells.

We believe that our two business segments are complementary and create synergies in terms of selling opportunities. Our multiple lines of service allow us to capitalize on our existing customer base to grow within existing markets, generate more business from existing customers, and increase our operating profits. By offering our customers the ability to reduce the number of vendors they use, we believe we help improve our customers’ efficiency. This is demonstrated by the fact that 84.7% and 80.8% of our revenues for the three months and nine months ended September 30, 2008, respectively, were from customers that utilized services of both of our business segments. Further, by having multiple service offerings that span the life cycle of the well, we believe we have a competitive advantage over smaller competitors offering more limited services.

Factors Affecting Results of Operations

Oil and Natural Gas Prices

Demand for well servicing and fluid logistics services is generally a function of the willingness of oil and natural gas companies to make operating and capital expenditures to explore for, develop and produce oil and natural gas, which in turn is affected by current and anticipated levels of oil and natural gas prices. Exploration and production spending is generally categorized as either operating expenditures or capital expenditures. Activities by oil and natural gas companies designed to add oil and natural gas reserves are classified as capital expenditures, and those associated with maintaining or accelerating production, such as workover and fluid logistics services, are categorized as operating expenditures. Operating expenditures are typically more stable than capital expenditures and are less sensitive to oil and natural gas price volatility. In contrast, capital expenditures by oil and natural gas companies for drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices.

Workover Rig Rates

Our well servicing segment revenues are dependent on the prevailing market rates for workover rigs. Market dayrates for workover rigs have increased since 2003, as high oil and natural gas prices and declining domestic production have resulted in a substantial growth of drilling activity and demand for workover services that are used primarily to maintain or enhance production levels of existing producing wells. However, during the last several months concerns about global economic growth have had a significant adverse impact on global commodity prices. If the economic climate in the United States continues to deteriorate, demand for petroleum products could diminish, which would directly impact our customers resulting in downward pressure on workover rig rates.

Fluid Logistics Rates

Our fluid logistics segment revenues are dependent on the prevailing market rates for fluid transport trucks and the related assets, including specialized vacuum, high-pressure pump and tank trucks, frac tanks and proprietary salt water disposal wells. Higher oil and natural gas prices have resulted in growing demand for drilling. Although required disposal of fluids produced from wells and the increased number of wells in service today have led to a higher demand for fluid logistics services, fluid logistics rates have remained relatively stable. Through mid-2008 the increased drilling activity led to higher demand for frac tanks, drilling and completion fluids, and water storage capacity on well sites. However, during the last several months concerns about global economic growth have had a significant adverse impact on global commodity prices. If the economic climate in the United States continues to deteriorate, demand for petroleum products could diminish, which would directly impact our customers resulting in downward pressure on fluid logistics rates.

Operating Expenses

The strong oil and natural gas environment through mid-2008 resulted in a higher demand for operating personnel and oilfield supplies and has caused increases in the cost of those goods and services. Additionally, fuel costs, which comprise a substantial portion of our operating expenses, have increased substantially over the last few years. Future earnings and cash flows will be dependent on our ability to manage our overall cost structure and obtain price increases from our customers.

General and Administrative Expenses

Due to our substantial growth, we increased our professional staff, which has resulted in increased general and administrative costs. Additionally, our expenses for information technology, accounting, rent, entertainment and third-party professional fees have also increased. We expect these expenses to continue to increase compared to prior periods due to our need to continue to invest in this area, including compliance with Canadian reporting requirements, SEC reporting requirements, and requirements related to the Sarbanes-Oxley Act.

Capital Expenditures and Debt Service Obligations

As a general matter, our capital expenditures to maintain our assets have been relatively limited. We have incurred indebtedness to invest in new assets to grow our business. As a result, the indebtedness we incurred for our capital expenditures has significantly increased our debt service obligations. The majority of the net proceeds of the issuance (the “Debt Offering”) of our $205 million 11% senior secured notes (the “Senior Secured Notes”) was used to repay indebtedness incurred on capital expenditures. Most of our 2008 capital expenditures were acquired through bank borrowings, short-term equipment vendor financings, cash flows from operations and other permitted financings. In the near term, our capital expenditures are expected to be substantially reduced.

Capital Expenditures and Operating Income Margins

The well servicing segment typically has higher operating income margins along with higher capital expenditures when compared with the fluid logistics segment, which has lower operating margins but also lower capital expenditure requirements.

Presentation

The following discussion and analysis is presented on a combined/consolidated basis to reflect the results of operations and financial condition of the Forbes Group. This financial information is presented on a combined basis as of and for periods ended on or prior to December 31, 2007, because the operating subsidiaries were under common management prior to the Delaware Reorganization (as defined below). The financial information as of and for the three months and nine months ended September 30, 2008 is presented on a consolidated basis for FES LLC and its subsidiaries from and after January 1, 2008 to May 28, 2008, because of the completion of the reorganization in which FES LLC, a Delaware limited liability company, became the parent of the operating subsidiaries (the “Delaware Reorganization”) and on a consolidated basis for FES LTD and its subsidiaries from and after May 29, 2008, because of the completion of the reorganization in which FES LTD, a Bermuda corporation, became the direct parent of FES LLC and, as a result, the indirect parent of the operating subsidiaries (the “Bermuda Reorganization”).

We believe that we will experience increased general and administrative expenses over those historically recognized due to the adoption of a holding company structure, the increased costs of complying with Canadian reporting requirements and the requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act and remediating certain material weaknesses described under “Part I. Item 4T. Controls and Procedures—Material Weaknesses” and “Part II. Item 1A. Risk Factors – We face several risks relating to material weaknesses in our internal controls.”

Finally, we note that the limited liability companies and their predecessor entities that comprised the Forbes Group prior to January 1, 2008, were not, and until May 29, 2008, FES LLC and its subsidiaries were not, subject to federal income tax. All of the income, losses, credit, and deductions of these entities were passed through to the equity owners for purposes of their individual income tax returns, which is why these are referred to as “flow through entities” for federal income tax purposes. Accordingly, no provision for income taxes is included in the following discussion and analysis of our historical operations through May 28, 2008. As of May 29, 2008, in conjunction with the Canadian initial public offering and simultaneous U.S. private placement of FES LTD’s common shares and the related Bermuda Reorganization, the Forbes Group became subject to U.S. federal income tax. The three months ended June 30, 2008 and the nine months ended September 30, 2008 results include tax expense for the book/tax basis differences of assets and liabilities as of the date of the Company’s conversion from a nontaxable entity to a taxable entity as of May 29, 2008.

Results of Operations

The following discussion, as well as the discussion found under “Liquidity and Capital Resources,” compares our consolidated financial information as of and for the three months and nine months ended September 30, 2008 to our combined financial information as of and for the three months and nine months ended September 30, 2007. The financial information is presented on a combined basis as of and for periods ended on or prior to December 31, 2007 because the operating subsidiaries were under common management prior to the Delaware Reorganization. The financial information as of and for the three months and nine months ended September 30, 2008 is presented on a consolidated basis for FES LLC and its subsidiaries from and after January 1, 2008 to May 28, 2008, because of the completion of the Delaware Reorganization and on a consolidated basis for FES LTD and its subsidiaries from and after May 29, 2008, because of the completion of the Bermuda Reorganization. FES LTD became a taxable entity as of May 29, 2008; otherwise, the Forbes Group has the same business operations and management teams and, therefore, is presented in this manner for comparative purposes.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues. For the three months ended September 30, 2008, revenues increased by $49.3 million, or 88.3%, to $105.1 million when compared to the same period in the prior year. During 2007 and the first three quarters of 2008, we expanded into six new locations and deployed new assets to meet the growing demand for our services. However, due to current economic conditions, our short-term growth will be substantially curtailed.

Well Servicing — Revenues from the well servicing segment increased $23.4 million for the period, or 75.8%, to $54.3 million compared to the corresponding period in the prior year. The increase was largely due to our successful deployment of new well servicing rigs. We utilized 169 well servicing rigs as of September 30, 2008, compared to 83 well servicing rigs at September 30, 2007, a 103.6% increase. Of the 169 rigs available as of September 30, 2008, 23 began service at various times during the three months ended September 2008 and six were being prepared for service at the end of the quarter.

Fluid Logistics — Revenues from the fluid logistics segment increased $25.9 million for the period, or 103.8%, to $50.8 million compared to the corresponding period in the prior year. Estimated trucks in service during the three months ended September 30, 2008 and September 30, 2007 were 362 and 226, respectively. Based on trucks in service, average revenues per truck for the three months ended September 30, 2008 were $0.1 million compared to $0.1 million in the corresponding period in the prior year. The increase in revenues in the fluid logistics segment is due to our successful deployment of new assets, and the strength of oil drilling activity in United States resulting in demand for our services. Our principal fluid logistics assets at September 30, 2008 and September 30, 2007 were as follows:

	As of September 30,
Asset	2007	2008	% Increase
Vacuum trucks	179	287	60.3%
High-pressure pump trucks	13	18	38.5%
Other heavy trucks	34	57	67.6%
Frac tanks (includes leased)	819	1364	66.5%
Salt water disposal wells	14	14	0%

Operating Expenses — Our operating expenses (excluding general and administrative expenses and depreciation and amortization) increased to $71.7 million for the three months ended September 30, 2008, from $33.9 million for the three months ended September 30, 2007, an increase of $37.8 million or 111.4%. Operating expenses as a percentage of revenues were 68.2% for the three months ended September 30, 2008, compared to 60.7% for the three months ended September 30, 2007. This increase is generally attributable to our significant growth in terms of customers and equipment, and to a lesser degree to increased labor and related costs, and fuel price increases as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $18.6 million, or 110.1%, to $35.4 million as demand for the segment’s services continued to grow. This demand is reflected in the addition of 86 well servicing rigs from July 1, 2007 through September 30, 2008. Well servicing operating expenses as a percentage of well servicing revenues were 65.2% for the three months ended September 30, 2008, compared to 54.5% for the three months ended September 30, 2007, an increase of 10.7 % of revenues. The increase in well servicing operating expenses of $18.6 million was due in large part to an increase in labor costs of $9.6 million, or 95.0%, as the result of the addition of employees and higher pay due to industry competition for labor. Labor and related costs as a percentage of well servicing revenues was 36.1% for the three months ended September 30, 2008, compared to 32.7% for the three months ended September 30, 2007. The employee count at September 30, 2008 was 1,269, as compared with 538 employees as of September 30, 2007. Other expenses were consistent with the growth of our business. Other expense increases include supplies, repairs and maintenance, fuel, insurance, rent, out of town expense, safety expense, auto and truck expenses, uniforms, utilities, contract labor, freight charges, and meals by $2.0 million, $1.3 million, $1.3 million, $1.1 million, $0.6 million, $0.5 million, $0.5 million, $0.4 million, $0.3 million, $0.3 million, $0.2 million, $0.1 million, and $0.1 million, respectively. The remaining $0.3 million is related to various expenses that were consistent with the growth of our business.

Fluid Logistics — Operating expenses from the fluid logistics segment increased by $19.2 million, or 112.6%, to $36.3 million, primarily as a result of additions of new equipment. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 71.4% for the three months ended September 30, 2008, compared to 68.5% for the three months ended September 30, 2007. The increase in fluid logistics operating expenses of $19.2 million was due in large part to an increase in fuel costs of $5.2 million, or 172.8%, for the three months ended September 30, 2008, when compared to the same period in the prior year due to the increased level of business and fuel price increases. Fuel cost as a percentage of revenues was 16.2% and 12.1% for the three months ended September 30, 2008 and 2007, respectively. Labor cost increased $5.0 million, or 74.7%, as the result of the addition of employees. Labor and related costs as a percentage of revenues was 22.8% and 26.6% for the three months ended September 30, 2008 and 2007, respectively. The employee count at September 30, 2008, was 1,210 as compared with 535 employees as of September 30, 2007. Product and drilling fluid, contract services, disposal expense, repairs and maintenance, and part and water purchases were other significant expenses that increased by $2.7 million, $1.3 million, $1.2 million and $1.2 million and $0.4 million respectively for the three months ended September 30, 2008, compared to the three months ended September 30, 2007 as a direct result of higher activity and price increases in product and chemicals. The remaining $2.2 million increase is related to various expenses that were consistent with the growth of our business.

General and Administrative Expenses. General and administrative expenses from the combined operations increased by approximately $0.9 million, or 26.2%, to $ 4.5 million. General and Administrative expense as a percentage of revenues was 4.3% and 6.4% for the three months ended September 30, 2008 and 2007, respectively. Professional fees and wages increased approximately $0.5 million and $0.4 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Depreciation and Amortization. Depreciation and amortization expenses increased by $5.0 million, or 123.2%, to $9.1 million, due to new equipment acquired in the second half of 2007 and three months ended September 30, 2008. Capital expenditures incurred for the three months ended September 30, 2008 were $44.2 million compared to $47.9 million for the three months ended September 30, 2007.

Interest and Other Expenses. Interest and other expenses were $6.5 million in the three months ended September 30, 2008, compared to $2.0 million in the three months ended September 30, 2007. This increase is due to debt associated with the addition of new equipment and higher interest rates on new debt. Substantially all of the net proceeds of our Debt Offering was used to repay indebtedness incurred to purchase new equipment.

Income Taxes. We recognized no income tax expense for the three months ended September 30, 2007 as the Company was a nontaxable entity. We recognized income tax expense of $5.1 million for the three months ended September 30, 2008 due to FES LTD becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues. For the nine months ended September 30, 2008, revenues increased by $119.6 million, or 82.7%, to $264.3 million when compared to the same period in the prior year. During 2008, we expanded into six new locations and deployed new assets to meet the growing demand for our services. Future near term growth is expected to be significantly impacted by the current economic downturn.

Well Servicing — Revenues from the well servicing segment increased $70.2 million for the period, or 99.1%, to $141.0 million compared to the corresponding period in the prior year. The increase was largely due to our successful deployment of new well servicing rigs. We utilized 169 well servicing rigs at September 30, 2008, compared to 83 well servicing rigs at September 30, 2007, a 103.6% increase. Of the 169 available rigs as of September 30, 2008, 80 began service at various times in the nine months ended September 2008 and six were being prepared for service as of the end of the quarter. In addition to growing the size of our fleet, in the period ended September 30, 2008 we expanded our well servicing operations to four new locations throughout Texas and one new location in Mississippi.

Fluid Logistics — Revenues from the fluid logistics segment increased $49.4 million for the period, or 67%, to $123.3 million compared to the corresponding period in the prior year. Trucks in service at the end of the nine months ended September 30, 2008 and September 30, 2007 were 362 and 226, respectively. Based on trucks in service, average revenues per truck for the nine months ended September 30, 2008 were $0.3 million compared to $0.3 million in the corresponding period in the prior year. The increase in revenues in the fluid logistics segment is due to our successful deployment of new assets, and the strength of oil drilling activity in United States resulting in demand of services. Our principal fluid logistics assets at September 30, 2008 and September 30, 2007 were as follows:

	As of September 30,
Asset	2007	2008	% Increase
Vacuum trucks	179	287	60.3%
High-pressure pump trucks	13	18	38.5%
Other heavy trucks	34	57	67.6%
Frac tanks (includes leased)	819	1,364	66.5%
Salt water disposal wells	14	14	0%

Operating Expenses. Our operating expenses increased to $176.6 million for the nine months ended September 30, 2008, compared to $87.5 million for the nine months ended September 30, 2007, an increase of $89.0 million or 101.7%. Operating expenses as a percentage of revenues were 66.8% for the nine months ended September 30, 2008, compared to 60.5% for the nine months ended September 30, 2007. This increase is generally attributable to our significant growth in terms of customers and equipment, and to a lesser degree to increased labor and related costs, and fuel price increases as discussed below.

Well Servicing — Operating expenses from the well servicing segment increased by $50.7 million, or 130.0%, to $89.8 million as demand for the segment’s services continued to grow. This demand is reflected in the addition of 86 well servicing rigs from July 1, 2007 through September 30, 2008. Well servicing operating expenses as a percentage of well servicing revenues were 63.7% for the nine months ended September 30, 2008, compared to 55.2% for the nine months ended September 30, 2007, an increase of 8.5% of revenues. The increase in well servicing operating expenses of $50.7 million was due in large part to an increase in labor costs of $26.5 million, or 113.2% as the result of the addition of employees and higher pay due to industry competition for labor. Labor and related costs as a percentage of well servicing revenues was 35.4% for the nine months ended September 30, 2008, compared to 33.0% for the nine months ended September 30, 2007. Insurance cost increased $4.6 million, or 123.5% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to addition of employees. The employee count at September 30, 2008 was 1,269 as compared with 538 employees at September 30, 2007. Supplies, fuel, repairs and maintenance, out of town expenses, auto and truck expense, rent, utilities, uniforms, consulting services, safety expense, contract labor, and meals were other significant expenses that increased by $4.6 million, $3.8 million, $3.0 million, $2.5 million and $1.4 million, $1.0 million, $0.8 million, $0.8 million, $0.6 million, $0.6 million, $0.3 million, and $0.2 million for the nine months ended 2008 from the nine months ended 2007 due to increased activity. Other expenses were consistent with the growth of our business.

Fluid Logistics — Operating expenses from the fluid logistics segment increased by $38.3 million, or 80%, to $86.7 million, primarily as a result of additions of new equipment. Fluid logistics operating expenses as a percentage of fluid logistics revenues were 70.4% for the nine months ended September 30, 2008, compared to 65.7% for the nine months ended September 30, 2007. The increase in fluid logistics operating expenses of $38.3 million was due in large part to an increase in fuel costs of $12.2 million, or 156.6%, for the nine months ended September 30, 2008, when compared to the same period in the prior year because of the increased level of business and fuel price increases. Fuel cost as a percentage of revenues was 16.2% and 10.5% for the nine months ended September 30, 2008 and 2007, respectively. Labor costs increased $9.5 million, or 44.4%, as the result of the addition of employees and higher pay due to industry competition for labor. Labor and related costs as a percentage of revenues was 25.1% and 29% for the nine months ended September 30, 2008 and 2007, respectively. The employee count at September 30, 2008, was 1,210 as compared with 535 employees as of September 30, 2007. Product and drilling fluids, disposal expense, repairs and maintenance, contract services, supplies and parts, and water purchases were other significant expenses that increased by $4.3 million, $2.6 million, $2.5 million, $1.4 million, $1.2 million, and $0.6 million respectively for the nine months ended September 30, 2008 from the nine months ended September 30, 2007 due to a direct result of higher activity and price increases in product and chemicals. The remaining $4.0 million increase is related to various expenses that were consistent with the growth of our business.

General and Administrative Expenses. General and administrative expenses from the combined operations increased by approximately $6.3 million, or 103.2% to $12.4 million. General and Administrative expense as a percentage of revenues increased to 4.8% in the nine months ended September 30, 2008, compared to 4.2% in the nine months ended September 30, 2007. Professional fees and wages increased approximately $1.9 million and $4.3 million, respectively for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

Depreciation and Amortization. Depreciation and amortization expenses increased by $13.5 million, or 135.5%, to $23.5 million, due to new equipment acquired in 2007 and the nine months ended September 2008. Capital expenditures incurred for the nine months ended September 30, 2008 were $138.5 million compared to $87.1 million for the nine months ended September 30, 2007.

Interest and Other Expenses. Interest and other expenses were $19.0 million in the nine months ended September 30, 2008, compared to $5.6 million in the nine months ended September 30, 2007. This increase is due to debt associated with the addition on new equipment and higher interest rates on new debt.

Income Taxes. We recognized no income tax expense for the nine months ended September 30, 2007 as the Company was a nontaxable entity. We recognized income tax expense of $60.2 million for the nine months ended September 30, 2008 due to FES LTD becoming subject to U.S. federal taxes on May 29, 2008 as a result of our Bermuda Reorganization.

Liquidity and Capital Resources

Overview

We have historically funded our operations, including capital expenditures, with bank borrowings, vendor financings, and cash flow from operations. As of September 30, 2008, the Company had $205 million in principal amount of Notes outstanding as a result of our recent Debt Offering, $8.6 million notes payable for equipment, and $52.7 million in short-term (less than six months) equipment vendor financings for well servicing rigs and other equipment. During the month of October 2008 the company reduced its equipment vendor financings by approximately $30.0 million with the net proceeds received from the issuance of common stock to two accredited investors, as disclosed in the footnotes to the financials.

As a result of the current economic downturn, the Company has significantly reduced its short-term growth plans in order to improve its working capital position. If internal cash flows do not meet the Company’s expectations, the Company may reduce its level of capital expenditures even further. Although the Company expects that internal cash flows will be adequate to fund planned capital expenditures and provide adequate liquidity, given the current economic environment, the Company cannot provide any assurance that the cash flows will be or that alternative short-term or long-term liquidity will be available through the debt or equity markets.

Additionally, in light of the current credit environment, the continued decrease in oil and natural gas commodity prices and our recent depressed stock price in October 2008, we will continue to monitor and evaluate the recoverability of our goodwill and intangible assets associated with our fluid logistics business.

During the nine months ended September 30, 2008, we incurred $138.5 million of capital expenditures which included well servicing rigs, vacuum trucks, frac tanks, heavy trucks, pickup trucks, salt water disposal wells, and other related equipment.

On April 10, 2008, we entered into a credit agreement with Citibank, N.A. establishing a $20 million four-year senior secured revolving credit facility (the “Credit Facility”). On May 29, 2008, we completed the Bermuda Reorganization and the Equity Offering. We issued 24,644,500 common shares and received net proceeds of CND$162,465,730 from the Equity Offering.

Approximately $120 million of the net proceeds from the Equity Offering were used to fund the cash consideration payable in the Bermuda Reorganization, and the balance was added to the working capital of the Company to be used for general corporate purposes, capital expenditures, and possible future acquisitions.

As of September 30, 2008, we had $200.6 million in debt outstanding (consisting of the Senior Secured Notes and based on $205 million aggregate principal amount of Senior Secured Notes at an issue price of 97.635% of par). We believe that our cash and cash equivalents, cash flows from operations, available credit under the Credit Facility, short-term equipment vendor financings and other permitted financings, will be sufficient to fund our current and future operations, including our capital expenditure budget, for the next 12 months.

As of September 30, 2008, we had $10.0 million in cash and cash equivalents, $207.6 million in long-term debt, $8.0 million in short-term debt, and $52.7 million of short-term equipment vendor financings related to equipment purchases. In the nine months ended September 30, 2008, we incurred $138.5 million in capital expenditures. We funded these purchases with cash flows from operations, a portion of the proceeds from the Debt Offering, a portion of the proceeds from the Equity Offering, certain short-term vendor financings and certain other purchase money financings.

On October 8, 2008, we entered into share purchase agreements with two accredited investors pursuant to which the Company sold in a private placement an aggregate of 7,966,500 common shares of the Company. The common shares issued under the private placement were approved for listing on the Toronto Stock Exchange at an original issue price of CDN $4.00 per share for an aggregate offering price of US $30.0 million. Forbes Energy intends to use the net proceeds of this offering to reduce existing indebtedness and acquire equipment.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $37.8 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $36.9 million for the nine months ended September 30, 2007, a increase of $0.9 million. During the nine months ended September 30, 2008 and 2007, net loss was reduced for non-cash items, such as depreciation and amortization, in addition to deferred tax expense reflected in the current year as a result of a change in the Forbes Group’s tax status.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 amounted to $140.1 million compared to $55.7 million for the nine months ended September 30, 2007, an increase of $84.4 million. This increase was primarily the result of significant capital expenditures for new property and equipment in both our operating segments during 2008 that was funded with the proceeds of the Debt Offering in February 2008, Equity Offering in May 2008 and operating cash flow. A significant portion of the capital expenditures in 2008 were for equipment that began service in 2007, thus included in vendor financing at the end of 2007.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 amounted to $107.1 million compared to $13.6 million for the nine months ended September 30, 2007, primarily due to the Debt Offering and Equity Offering. Additional borrowings amounted to $200.2 million and $24.2 million for the nine months ended September 30, 2008 and 2007, respectively. These borrowings were offset by debt repayments of $104.3 million and $19.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Revolving Credit Facility

On April 10, 2008, the Forbes Group entered into a Credit Facility. The Forbes Group can use borrowings under the Credit Facility for general corporate purposes. Any unpaid principal amount is due on the maturity date.

Borrowings under the Credit Facility accrue interest, at our option, at either (i) the greater of the Federal Funds Effective Rate in effect on such day plus  1/2 of 1% and the “prime rate” announced from time to time by Citibank, N.A., plus a margin of up to 1.25%, or (ii) the London Interbank Offered Rate, plus a margin of 1.75% to 2.25%. The applicable interest rate margin is based on our leverage ratio, as defined in the credit agreement governing the Credit Facility. Unpaid interest accrued on outstanding loans is payable quarterly.

The Credit Facility is secured by first priority security interests in substantially all of the Forbes Group’s assets, including those of all of the subsidiaries, that rank senior to the security interest granted to the holders of the Senior Secured Notes. The credit agreement also contains customary representations, warranties and covenants for the type and nature of the Credit Facility, including certain limitations or restrictions on the Forbes Group’s and certain future subsidiaries’ ability to incur additional debt, guarantee others’ obligations, create, incur or permit to exist liens on assets, make investments or acquisitions, make certain dispositions of assets, make payments on certain subordinated indebtedness, pay dividends or other payments to equity holders, engage in mergers, consolidations or other fundamental changes, sell assets, change the nature of its business and engage in transactions with affiliates. The rights of the lender under the Credit Facility vis-à-vis the trustee and collateral agent under the indenture governing the Senior Secured Notes are governed by an intercreditor agreement among the Forbes Group, Citibank, N.A., the lender under the Credit Facility, and Wells Fargo Bank, National Association, the trustee and collateral agent under the indenture governing the Senior Secured Notes. The Credit Facility also requires that we comply with certain financial ratios related to net worth, EBITDA, and debt levels.

Equity Offering

On May 29, 2008, FES LTD completed its Canadian initial public offering and simultaneous U.S. private placement of its common shares (the “Equity Offering”). In the Equity Offering, FES LTD sold 24,644,500 common shares for CDN $7.00 per share and the common shares are listed on the Toronto Stock Exchange. Gross proceeds from the Equity Offering were CDN $172,511,500, and net proceeds from the Equity Offering after expenses were CDN $162,465,730.

FES LTD is a Bermuda corporation formed effective April 9, 2008 to act as the holding company for FES LLC and its subsidiaries. At the time of FES LTD’s organization, 200 common shares were issued. On May 29, 2008, concurrent with the Equity Offering, the Forbes Group was reorganized, referred to herein as the Bermuda Reorganization, pursuant to which all of the members of FES LLC assigned 63% of their membership interests in FES LLC to FES LTD in exchange for 29,500,000 shares of FES LTD’s Class B non-voting stock. Upon consummation of the Equity Offering, FES LTD contributed $120,000,000 cash as additional capital to FES LLC and FES LLC used the funds to redeem the remaining outstanding membership interests held by those members of FES LLC other than FES LTD. The result was that FES LLC and its subsidiaries became wholly owned subsidiaries of FES LTD.

Contractual Obligations and Financing

The table below provides estimated timing of future payments for which we were obligated as of September 30, 2008.

Actual	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 years
	(in thousands)
Maturities on long-term debt, including current portion	$215,589	$7,990	$3,461	$3,549	$200,589
Operating lease commitments	22,876	4,526	9,769	8,418	163
Interest on long-term debt	152,913	24,153	47,623	46,627	34,510

Total	$391,378	$36,669	$60,853	$58,594	$235,262

Seasonality

Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours, and holidays. Our well servicing rigs are mobile, and we operate a significant number of oilfield vehicles. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to generate rig or truck hours. In addition, the majority of our well servicing rigs work only during daylight hours. In the winter months when daylight time becomes shorter, this reduces the amount of time that the well servicing rigs can work and, therefore, has a negative impact on total hours worked. Finally, during the fourth quarter, we historically have experienced significant slowdowns during the Thanksgiving and Christmas holiday seasons.

Critical Accounting Estimates

The preparation of our condensed combined/consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the applicable reporting periods. On an on-going basis, management reviews its estimates, particularly those related to depreciation and amortization methods, useful lives and impairment of long-lived assets, and asset retirement obligations, using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.

Critical Accounting Policies

Principles of Consolidation

Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008 include the accounts of FES LTD and its consolidated subsidiaries, from May 29, 2008 to September 30, 2008, and FES LLC and the consolidated subsidiaries, CCF, TES, STT and FES CAP from January 1, 2008 through May 28, 2008. All significant intercompany balances and transactions have been eliminated in the consolidation.

Principles of Combination

Our condensed combined financial statements as of and for the periods ended on or prior to December 31, 2007 include the accounts of CCF, TES, STT, and their predecessor partnerships, as they were under common management. All significant intercompany balances and transactions have been eliminated in the combination.

Income Taxes

The Forbes Group was not subject to federal income tax until May 29, 2008 upon completion of the initial public offering of FES Ltd’s common shares and the related Bermuda Reorganization. Prior to May 29, 2008 all income, losses, credits, and deductions of the Forbes Group were passed through to the member’s individual tax returns. Accordingly, no provision for U.S. federal income taxes is included in the accompanying condensed combined/consolidated financial statements through May 29, 2008.

Estimates

The preparation of combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the combined financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the combined financial statements.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short maturity of these instruments. The carrying amount of the Forbes Group’s variable rate long-term debt approximates fair value because the borrowing rate is based on a variable market rate of interest. As of September 30, 2008, the Senior Secured Notes issued on February 12, 2008 in the amount of $205 million were trading at 93.3% of par, a fair value of approximately $191 million.

Deferred Financing Costs

Deferred financing costs are amortized over the period of the loan agreement on an effective interest basis, as a component of interest expense. Additionally, the Forbes Group includes gains and losses on early extinguishment of debt as a component of interest expense.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. FASB Staff Position (“FSP”) 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). Beginning January 1, 2008, the Forbes Group has applied the provisions of SFAS 157 to its financial instruments and the impact is not material. The Forbes Group is currently assessing the impact this standard will have when applied to the Forbes Group’s nonfinancial assets and liabilities and its potential impact on the Forbes Group’s consolidated financial statements (primarily asset retirement obligations and reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Forbes Group adopted SFAS No. 159 beginning January 1, 2008. The Forbes Group has determined that the impact of this standard on the Forbes Group’s results of operations, cash flows, and financial position is immaterial.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Forbes Group is currently assessing the impact this standard will have on the Forbes Group’s results of operations, cash flows, and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Early adoption is prohibited. The Forbes Group is currently assessing the impact this standard will have on the Forbes Group’s results of operations, cash flows, and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The impact to the financial statements will not be material.

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact, if any, of FSP 142-3 on its financial statements.

Subsequent Events

On October 1, 2008, we announced that a joint venture between The Forbes Group and Merco Ingenieria Industrial S.A. de C.V. (“Merco”) has executed a 24-month contract with PEMEX Exploracion y Produccion, a subsidiary of Petróleos Mexicanos (“PEMEX”), to provide construction, workover and maintenance services to existing wells in Mexico. Under the terms of the initial $72 million contract, Forbes Energy agreed to provide four rigs, and granted PEMEX Exploracion Produccion the option for three more rigs. Since execution of the contract, Forbes has received notification from PEMEX requesting two additional rigs, which will ultimately increase the total value of the contract. Under the joint venture agreement, Merco will provide construction services and Forbes Energy will provide workover and maintenance services. The Forbes Group’s interest in the joint venture is 50%. In connection with the joint venture, we created two new subsidiaries, Forbes Energy International, LLC (“FEI”), a Delaware limited liability company and Forbes Energy Services México, S. de R.L. de C.V. (“FES Mexico”), a Mexican sociedad de responsabilidad limitada de capital variable (a limited liability partnership).

On October 27, 2008 the Toronto Stock Exchange issued its final approval for listing on the Toronto Stock Exchange of a total 7,966,500 of our common shares sold pursuant to a previously announced private placement at a price per share of CDN $4.00 for an aggregate purchase price in the amount of USD$30,000,000. Such common shares were sold in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and were issued on October 22, 2008.

On October 15, 2008, we entered into an operating lease agreement with Alice Environmental Services, LP (“AES”) to lease ten well service rigs and related support equipment valued at $15.2 million. Lease payments amount to $0.3 million per month over sixty months at which time the Company, at its option, may purchase the equipment for fair market value. The first lease payment was due October 15, 2008. Certain members of the Forbes Group are also owners and managers of AES. In compliance with requirements of our indenture, this transaction was approved by a majority of disinterested directors and we have received an opinion regarding the fairness of the transaction from a financial point of view.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In the Original Filing, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In the Original Filing, based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. See “—Material Weaknesses” below.

In connection with preparing this Amendment, our management, with the participation of our chief executive officer and chief financial officer, again evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Our Chief Executive Officer and Chief Financial Officer again evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report and concluded that such disclosure controls and procedures were not effective due to the material weaknesses that were previously identified (See “—Material Weaknesses” below) and due to material weaknesses identified in connection with and relating to purchase accounting and income tax accounting (See “—Additional Material Weaknesses” below and further discussion set forth under Item 9(a), “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control over Financial Reporting

On July 1, 2008, we substantially completed the basic conversion to a new accounting system, which is used to perform certain accounting and financial reporting functions. In connection with the system conversion, internal controls and procedures have been modified as necessary to reflect the new system environment, however, we believe our overall financial reporting controls have not changed significantly as a result solely of the conversion. Other than these changes and the remediation measures described below under “—Remediation,” no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with the preparation of the Forbes Group’s combined financial statements for the years ended December 31, 2005, 2006 and 2007, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were present at December 31, 2007 and September 30, 2008.

•

We did not maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Forbes Group. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to ensure the proper selection, application and implementation of GAAP.

•

We did not maintain effective controls over the preparation and review of the combined financial statements and disclosures. Specifically, effective controls were not designed and in place around (i) the recording of period-end adjustments and accruals necessary to ensure the completeness, accuracy and valuation of the combined accounts, and (ii) the oversight and review of the combined financial statements and disclosures. This material weakness resulted in audit adjustments affecting substantially all of the financial statement accounts and disclosures of the Forbes Group’s 2005, 2006 and 2007 combined financial statements and resulted in a prior restatement of the combined statements of cash flows for the years ended December 31, 2005 and 2006.

•

We did not maintain effective controls over revenue. Specifically, we did not maintain effective controls over the cut-off and completeness of unbilled fluid logistics revenue and associated accounts receivable. This control deficiency resulted in a prior restatement of the Forbes Group’s 2005 and 2006 combined financial statements.

•

We did not maintain effective control over accounts payable. Specifically, we did not maintain effective controls over cut-off and completeness of accounts payable and associated expenses and capital expenditures.

•	We did not maintain effective control over recording of invoices to the proper accounts in the general ledger, including the determination of capital and expense items.

•

We did not maintain effective control over its “OTE” (Accounting for Out of Town Expenses) income statement account as it did not reconcile OTE reimbursement activity with the detailed supporting documentation in a timely manner.

•

We did not maintain effective control over unissued checks as there were numerous check numbers omitted from the 2008 CCF disbursements listing as a consequence of insufficient control in distributing checks in addition to lack of support for voided checks.

•

We did not maintain effective control over accrual of the liability for health insurance and workers’ compensation expense, as it did not consider all relevant information to assist it in estimating the level of accrual required relating to the incurred but not reported component of the health insurance and workers’ compensation expense.

Additional Material Weaknesses

The following additional material weaknesses were identified as of September 30, 2008 in connection with the errors noted in the Original Filing:

•

We did not design or maintain effective controls over purchase accounting. Specifically, we did not design and maintain effective controls over the accuracy and completeness of the purchase price allocation associated with the January 1, 2008 Delaware Reorganization. This material weakness resulted in the requirement to restate the Company’s unaudited condensed consolidated financial statements issued for the quarters ended June 30, 2008 and September 30, 2008 (as well as the issued but unfiled financial statements for the quarter ended March 31, 2008).

•

We did not design and maintain effective controls over the review of the accuracy and completeness of the income tax provision. This material weakness resulted in the requirement to restate the Company’s unaudited condensed consolidated financial statements issued for the quarters ended June 30, 2008 and September 30, 2008.

These control deficiencies could result in a future material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim combined financial statements that would not be prevented or detected. Accordingly, we have determined that each of the above control deficiencies represents a material weakness.

Remediation

We have implemented and continue to implement remedial measures to address these deficiencies on a going-forward basis. The actions we have taken to date include the hiring of a chief financial officer, a controller and accounting staff and the engagement of Bridgepoint Consulting LLC, a consulting firm, to assist enhancing our internal controls for the future. In addition, we recently formed an audit committee and are working to modify our business processes to include enhanced internal controls and disclosure controls and procedures. Under the guidance of Bridgepoint Consulting, management has implemented additional controls, procedures and systems to address certain of the material weaknesses and other control deficiencies. The Company is continuing to review the design and effectiveness of the implemented controls and procedures. There can be no assurances that the measures management has taken are adequate. If we are unable to remediate these material weaknesses, we may not be able to accurately and timely report our financial position, results of operations or cash flows.

PART II — OTHER INFORMATION

Item 6.	Exhibits

Number		Description of Exhibits
2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed September 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed September 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.2	—	Supplemental Indenture, dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Notation of Guarantee, dated May 29, 2008 from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.1	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORBES ENERGY SERVICES Ltd.

May 19, 2009	By:	/s/ John E. Crisp
John E. Crisp
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 19, 2009	By:	/s/ L. Melvin Cooper
L. Melvin Cooper
Senior Vice President,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits
2.1	—	Agreement and Plan of Reorganization effective January 1, 2008 among Forbes Energy Services LLC and the respective members of C.C. Forbes, LLC, TX Energy Services, LLC and Superior Tubing Testers, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

2.2	—	Agreement and Plan of Reorganization effective May 29, 2008 among Forbes Energy Services Ltd. and the members of Forbes Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

3.1	—	Memorandum of Association of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.11 to the Company’s Form S-4/A filed September 27, 2008, Registration No. 333-150853).

3.2	—	Amended and Restated Bye-laws of Forbes Energy Services Ltd. (incorporated by reference to Exhibit 3.12 to the Company’s Form S-4/A filed September 27, 2008, Registration No. 333-150853).

4.1	—	Indenture, dated February 12, 2008 among Forbes Energy Services LLC and Forbes Energy Capital Inc., as issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4/A filed June 27, 2008, Registration No. 333-150853).

4.2	—	Supplemental Indenture, dated May 29, 2008 among Forbes Energy Services Ltd., Forbes Energy Services LLC, Forbes Energy Capital Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

4.3	—	Notation of Guarantee, dated May 29, 2008 from Forbes Energy Services Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.1	—	Commercial Equipment Lease Agreement, dated October 15, 2008 among Forbes Energy Services LLC and Alice Environmental Services, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32. 2*	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.